Form 10-Q
period 2008-09-30
Blaze Energy Corp.
filed 2008-12-08
CIK 1442215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

£   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-53368

BLAZE ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	26-0316964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3350 Americana Terrace, Suite 315, Boise, Idaho 83706

(Address of principal executive offices)

208-287-4471

(Issuer’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  £  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer £ Accelerated filer £Non-accelerated filer £ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes £   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  91,165,804 shares of November 24, 2008.

Environmental Energy Services, Inc. and Subsidiaries

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

28

Item 4.  Controls and Procedures.

28

PART II.  OTHER INFORMATION.

29

Item 1.  Legal Proceedings.

29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3.  Defaults upon Senior Securities.

29

Item 4. Submission of Matters to a Vote of Security Holders.

29

Item 5.  Other Information.

29

Item 6.  Exhibits.

29

SIGNATURES

30

EXHIBIT INDEX

31

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLAZE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and equivalents	$ 7,177	$ 4,833,481
Certificates of deposit	-	1,001,459
Due from Environmental Energy Services, Inc.	2,406,387	1,090,086
Accrued interest receivable	62,241	10,831
Accrued production receivable	249,055	-
Officer and employee advances	-	2,000
Deposits for drilling expenses	1,129,328	-
Total current assets	3,854,188	6,937,857

Fixed assets, net	91,696	9,020

OIL AND GAS PROPERTIES:
Evaluated, net of amortization	2,256,696	676,365
Unevaluated	3,651,770	3,704,873
Investment in incomplete wells	883,776	-
Total oil and gas properties	6,792,242	4,381,238

TOTAL ASSETS	$10,738,126	$ 11,328,115

See the accompanying notes to the unaudited condensed consolidated financial statements.

BLAZE ENERGY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	(unaudited)
	September 30,	December 31,
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	2008	2007

CURRENT LIABILITIES:
Accounts payable and accrued expenses	1,005,545	70,114
Accrued compensation – officers	40,451	-
Related party advances	-	854,388
Total current liabilities	1,045,996	924,502

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding
Common stock, par value $0.001 per share; 500,000,000 shares authorized, 91,165,804 and 90,892,804 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	91,168	90,893
Additional paid in capital	8,923,231	8,477,106
Accumulated earnings	677,732	1,835,615
Total stockholders' equity	9,691,871	10,403,614

	$ 10,738,126	$ 11,328,115

See the accompanying notes to the unaudited condensed consolidated financial statements.

BLAZE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,
	2008	2007
REVENUES:
Oil and gas revenues	$ 244,041	$ -
Total revenues	244,041	-

OPERATING EXPENSES:
Selling and administrative	558,416	459,258
Amortization and depreciation	170,259	-
Total operating expenses	728,675	459,258

LOSS FROM OPERATIONS	(484,634)	(459,258)

OTHER INCOME (LOSS):
Interest income	5,389	40,272
Interest income from EESV Interest expense	36,275	- (13,860)
Gain on sale of oil and gas leases	-	3,189,396
Gain on conversion of note	-	6,100
Loss on conversion of royalty interest	-	(177,400)
Settlement expense – related party	(46,854)	-
Miscellaneous income	3,750	-
Total other income (loss)	(1,440)	3,044,508

Net Income before provision for income tax	(486,074)	2,585,250

Provision for income tax	-	-

Net income (loss) available to common shareholders	($ 486,074)	$ 2,585,250

Net Income (loss) per common share - basic	$ (0.01)	$ 0.03
Net Loss per common stock - fully diluted	See Note 2	$ 0.03

Weighted average number of common shares outstanding-basic	91,013,683	89,301,958
Weighted average number of common shares outstanding-fully diluted	92,013,683	92,072,837

See the accompanying notes to the unaudited condensed consolidated financial statements.

BLAZE ENERGY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Nine months ended September 30,
	2008	2007
REVENUES:
Oil and gas revenues	$ 682,356	$ -
Total revenues	682,356	-

OPERATING EXPENSES:
Selling and administrative	1,525,090	701,200
Amortization and depreciation	223,579	-
Total operating expenses	1,748,669	701,200

LOSS FROM OPERATIONS	(1,066,313)	(701,200)

OTHER INCOME (LOSS):
Interest income	60,693	40,272
Interest income from EESV Interest expense	62,241 -	- (13,860)
Gain on sale of oil and gas leases	-	3,189,396
Gain on conversion of note	-	6,100
Loss on conversion of royalty interest	-	(177,400)
Settlement expense – related party	(46,854)	-
Miscellaneous income	3,750	-
Warrant Expense	(171,400)	-
Total other income (loss)	(91,570)	3,044,508

Net Income before provision for income tax	(1,157,883)	2,343,308

Provision for income tax	-	-

Net income (loss) available to common shareholders	($ 1,157,883)	$ 2,343,308

Net Income (loss) per common share - basic	$ (0.01)	$ 0.07
Net Loss per common stock - fully diluted	See Note 2	$ 0.07

Weighted average number of common shares outstanding-basic	91,167,804	42,943,708
Weighted average number of common shares outstanding-fully diluted	91,886,430	45,319,838

See the accompanying notes to the unaudited condensed consolidated financial statements.

BLAZE ENERGY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	($ 1,157,883)	$ 2,343,308
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223,579	-
Gain on sale of oil and gas leases	-	(3,189,396)
Loss from purchase of overriding royalty	-	177,400
Warrants issued for services	171,400	216,521
Changes in assets and liabilities:
Deposits for drilling expenses	(1,129,328)	-
Due to Environmental Energy Services, Inc.	(1,316,301)	(52,948)
Accounts payable	935,431	-
Payroll liabilities	-	6,920
Accrued compensation- officers	40,451	-
Note payable	-	(19,500)
Accrued production receivable	(249,055)	-
Accrued interest receivable	(51,410)	(3,208)
Officer advances	2,000	(2,000)
Due to related parties	(854,388)	1,968,056
Net cash provided by (used in) operating activities	(3,385,504)	1,445,153

Cash flow provided by (used in) from investing activities:
Investment in well drilling costs	(2,627,531)	-
Cash proceeds of gas leases, net	-	14,038,677
Purchase of overriding royalty	-	(8,600,000)
Investment in certificates of deposit	1,001,459	(3,522,234)
Purchase of equipment	(89,728)	(297,875)
Net cash provided by (used in) investing activities	(1,715,800)	1,618,569

Cash flows provided by financing activities:
Proceeds from issuance of common stock	275,000	1,725,000
Shares issued on conversion of note	-	15,000
Shares issued for error account	-	2
Shares issued to acquire oil and gas leases	-	-
Contribution of capital by shareholder	-	-
Net cash provided by financing activities	275,000	1,740,002

Net increase (decrease) in cash and cash equivalents	($ 4,826,304)	$ 4,803,724
Cash and equivalents at beginning of period	$ 4,833,481	$ -
Cash and equivalents at end of period	$ 7,177	$ 4,803,724

BLAZE ENERGY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$ -	$ 12,260
Cash paid during the period for taxes	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Warrants issued for services (Blaze)	$ 171,400	$ 216,521
Stock issued in conversion of note	$ -	$ 15,000
Stock issued to acquire gas leases	$ -	$ 13,785,654

See the accompanying notes to the unaudited condensed consolidated financial statements.

ENVIRONMENTAL ENERGY SERVICES, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

	Common Shares	Preferred Shares	Common Stock, At Par	Preferred Stock	Additional Paid in Capital	Accumulated Deficit/Other	Total Shareholder's Equity
Balance at 12/31/07	90,892,804	-	$ 90,893	-	$ 8,477,108	$ 1,835,615	$ 10,403,614

Warrants issued for director compensation	-	-	-	-	171,400	-	171,140
Sale of Common Shares	275,000	-	275	-	274,725	-	275,000
Net income	-	-	-	-	-	(1,157,883)	(1,157,883)
Balance at 9/30/2008	91,167,804	-	$ 91,168	-	$8,923,231	$ 677,732	$ 9,691,871

See the accompanying notes to the unaudited condensed consolidated financial statements.

Environmental Energy Services, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 (Unaudited)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10 filed August 7, 2008.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

2.

Summary of Significant Accounting Policies

The Company's significant accounting policies, which have been reviewed and approved by the audit committee of the Company’s Board of Directors, are summarized in Note A of the Notes to Consolidated Financial Statements included in Item 15 of the Company's Registration Statement on Form 10 filed August 7, 2008.

Nature of Operations.  The Company is an oil and gas exploration, development and production company.  During fiscal 2007, the Company acquired oil and gas working interests in over 45,000 acres (gross) of leases in the Fayetteville Shale Field in Arkansas.  Its corporate strategy is to continue building value in the Company through the development and acquisition of gas and oil assets that exhibit the potential for consistent, predictable, and long-lived production. Its current focus is on developing its working interest in the Fayetteville Shale Field in Arkansas, and secondarily the acquisition of other oil and gas interests.  The Company had no revenues in the year ended December 31, 2007

Consolidated Statements.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, EESV Fayetteville, Inc.  All material inter-company transactions and balances have been eliminated in consolidation.

Revenue Recognition.  The Company recognizes its share of oil and natural gas sales upon the operator’s delivery to the purchaser. Under the sales method, the Company and other joint owners may sell more or less than their entitled share of the natural gas volume produced.  Should the Company’s excess sales of natural gas exceed its share of estimated remaining recoverable reserves, a liability is recorded by the Company and revenue is deferred.

Property and Equipment Other Than Oil and Natural Gas Properties.  Other operating property and equipment are stated at the lower of cost or fair market value.  Provision for depreciation and amortization on property and equipment is calculated using the straight-line method over the estimated useful lives of the respective assets.  The cost of normal maintenance and repairs is charged to operating expense as incurred.  Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset.  The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation are removed from the accounts and any gains or losses are reflected in current operations.  Depreciation of office equipment is provided over five years.  Depreciation expense for the nine months ended September 30, 2008 and 2007 was $7,052 and $0, respectively.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity.  The Company’s consolidated balance sheet as of September 30, 2008 reflects cash and equivalents of $7,177, total current assets of $3,854,188, total current liabilities of ($1,045,996), and working capital of $2,808,192.

During 2007, the Company acquired oil and gas lease rights in Arkansas.  At this time, the Company does not have the capital to fund all of its drilling obligations on the leased acreage, and pay general and administrative costs, and is trying to raise the capital.   Alternatives being considered by the Company are the sale of common stock in a private placement, the sale of working interests in producing wells to investors, or a line of credit from a financial institution.  At this time, there is no assurance that the Company will be able to raise the capital it needs.

Earnings Per Share.  The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  For the three and nine month period ended September 30, 2008, common stock equivalents derived from shares issuable from the exercise of stock options and warrants are not considered in the calculation of the weighted average number of shares outstanding because they would be anti-dilutive, thereby decreasing net loss per share.

Comprehensive Income.  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

Gas and Oil Properties.  The Company will follow the full cost method of accounting for the exploration, development, and acquisition of gas and oil reserves. Under this method, all such costs (productive and nonproductive) including salaries, benefits, and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. The Company excludes all costs of unevaluated properties from immediate amortization. The Company’s unamortized costs of natural gas and oil properties are limited to the sum of the future net revenues attributable to proved natural gas and oil reserves discounted at 10 percent plus the lower of cost or market value of any unproved properties. If the Company’s unamortized costs in natural gas and oil properties exceed this ceiling amount, a provision for additional depreciation, depletion and amortization is required. At September 30, 2008, the Company’s net book value of natural gas and oil properties did not exceed the ceiling amount. Decreases in market prices from September 30, 2008 levels, as well as changes in production rates, levels of reserves, and the evaluation of costs excluded from amortization, could result in future ceiling test impairments.  Set forth below is a summary of the carrying value of each of the Company’s oil and gas assets at September 30, 2008:

	Lease Acq. And Delay Rentals	Integration Costs	Drilling and Completion Costs	Total
Fayetteville Shale Field	3,873,352	34,784	2,884,104	6,792,240

The adoption of FAS 143, as well as the adoption of Staff Accounting Bulletin No. 106, did not have a material impact upon the Company’s calculation of its ceiling test.  Additionally, the impact of adoption of FAS 143 did not have a material effect on the Company’s financial position or results of operations.

The Company’s adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (FAS 143), may impact its accounting for gas and oil properties in future periods principally by (i) recognizing future asset retirement obligations as a cost of its oil and gas properties and (ii) subjecting to depreciation, depletion and amortization the recorded asset retirement costs as well as estimated future retirement costs associated with future development activities on proved properties, net of salvage value associated with the retirement of the properties.

Asset Retirement Obligations. As discussed above, FAS 143, “Accounting for Asset Retirement Obligations,” was adopted by the Company. FAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Company owns natural gas and oil properties which require expenditures to plug and abandon the wells when reserves in the wells are depleted. These expenditures under FAS 143 are recorded in the period the liability is incurred (at the time the wells are drilled or acquired).  However, the Company has been advised that the current salvage value of well equipment currently exceeds the estimated cost of plugging and abandoning wells in which it has an interest, and accordingly the Company has not recorded any asset retirement cost in connection with any wells in which it has an interest.

Depletion.  Oil and gas producing property costs are amortized using the unit of production method.  Amortization expense of oil and gas properties was $216,527 and $0 in the nine months ending September 30, 2008 and 2007, respectively.

Reclassifications.  Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

Stock Based Compensation.  On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and warrants based on estimated fair values.  SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006.  In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R).  The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s fiscal year 2006.  The Company’s Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R).  In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).  Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2008 was $171,140 with respect to warrants issued to a director.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations.  Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations because the exercise price of the Company’s stock options and warrants granted to employees and directors approximated or exceeded the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2008 does not include compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 as all prior awards were vested as of December 31, 2005. The fair value of compensation expense for the share-based payment awards granted subsequent to December 31, 2005 were estimated in accordance with the provisions of SFAS 123(R).  SFAS 123 (R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006.  The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Stock price volatility is based on the historical volatility of the Company’s stock for related periods.  Prior to the adoption of SFAS 123R, expected stock price volatility was estimated using only historical volatility.  The risk-free interest rate is based on the implied yield available on U.S. Treasury constant maturity securities with an equivalent remaining term.  The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of warrants, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, particularly for the expected term and expected stock price volatility.  The Company’s employee stock options and warrants have characteristics significantly different from those of traded options or warrants, and changes in the subjective input assumptions can materially affect the fair value estimate.  Because Company stock options and warrants do not trade on a secondary exchange, employees do not derive a benefit from holding stock options or warrants unless there is an increase, above the grant price, in the market price of the Company’s stock.  Such an increase in stock price would benefit all shareholders commensurately.

Recent Accounting Pronouncements.  In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments.  SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  SFAS No. 155 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset.” (“SFAS No. 156”).  This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes.  FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.  Management adopted FIN 48 on January 1, 2007, and the initial adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  Management plans to adopt SFAS No. 157 on January 1, 2008, and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.”  This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157.  The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 has no current applicability to the Company’s financial statements.  Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”).  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment.  SAB No. 108 became effective beginning January 1, 2007 and its adoption did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value.  The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  SFAS No. 159 had been adopted and did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160): SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008.  The adoption of this statement will not have material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.”  Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination.  SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control.  Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted.  Management is assessing the impact of the adoption of SFAS No. 141R.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. Because the Company does not have derivative instruments nor hedging activities, management does not expect adoption of this pronouncement to have any impact on its financial statements.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective for the Company’s fiscal year beginning January 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s results of operations and financial condition

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FAS 157, “Fair Value Measurements,” when a market for that financial asset is inactive. FSP FAS 157-3 became effective for financial statements upon issuance and its adoption did not have a material impact on the Company’s results of operations and financial condition.

3.

Accounts Payable, Accrued Interest and Other Liabilities

Accounts payable, accrued interest and other liabilities at September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008	December 31, 2007
Accounts payable	1,005,545	70,114
Accrued compensation officers	40,451	-
Related party advances	-	854,502
	1,045,996	924,502

4.

Notes and Loans Payable

The Company did not have any notes or loans payable at September 30, 2008.

5.

Commitments and Contingencies

On August 3, 2007, the Company sold an undivided interest in its working interest in the Fayetteville Shale Field to Petrohawk.  Prior to the sale, EES had granted certain affiliates and unrelated third parties an overriding royalty interest in part of the Fayetteville Shale Field.  In connection with the sale to Petrohawk, the Company warranted to Petrohawk that the undivided interest would be free of the overriding royalty interests previously granted by EES therein.  All overriding royalty holders agreed to accept a buyout of their overriding royalty, except for an unrelated third party, who originally acquired its overriding royalty by converting a loan of $1,000,000 to EES into its overriding royalty interest.  A. Leon Blaser, our chief executive officer, believed he acquired the overriding royalty of the third party as part of a restructuring of a private real estate venture in which Mr. Blaser and the royalty holder were members.  However, Mr. Blaser was not able to locate or recreate documents confirming his acquisition of the overriding royalty by the time this report is being filed, and therefore the royalty remains outstanding.  In the event the royalty owner makes a claim for the royalties, the Company will be obligated to indemnify Petrohawk for any costs it incurs in relation to the claim.

As of September 30, 2008, the Company was obligated to pay base salaries of $200,000 per year to its officers under employment agreements that expire on December 31, 2010.

6.

Issuances and Repurchases of Common Stock

At September 30, 2008, the Company's authorized capital stock was 500,000,000 shares of Common Stock, par value $0.001 per share, and 5,000,000 shares of Preferred Stock, par value $0.001 per share.  On that date, the Company had outstanding 91,165,804 shares of Common Stock, and no shares of Preferred Stock.

During the nine months ended September 30, 2008, the Company issued 275,000 shares of Common Stock to a director for $275,000.

7.

Warrants

Transactions involving stock options or warrants issued to employees, consultants, officers and directors of Blaze in fiscal 2007 are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	800,000	1.00
Granted (exercised)	200,000	1.80
Cancelled/expired	-	-
Outstanding as of September 30, 2008	1,000,000	1.16

The weighted-average fair value of stock options or warrants granted to directors or employees of Blaze during the nine months ended September 30, 2008, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	3.57%
Expected stock price volatility	50%
Expected dividend payout	-
Expected option life (in years)	5.0

Total stock-based compensation expense recognized by Blaze in the consolidated statement of earnings for the nine months ended September 30, 2008 was $171,140.

8.

Related Party Transactions

The Company has engaged in certain transactions with related parties that are discussed in Item 7 of its Registration Statement on Form 10 filed August 7, 2008, which is hereby incorporated by reference.

As of September 30, 2008, the Company had loaned Environmental Energy Services, Inc. (“EES”) $2,406,387, plus $62,241 of accrued interest.  Effective April 1, 2008, the Company and EES agreed that any loans from the Company to EES would bear interest at the prime rate listed in the Wall Street Journal plus 2%.  The interest rate at the beginning of the quarter is used for the loan balance for the entire quarter.  For the quarter ended September 30, 2008, the Company accrued $36,275 in interest owed to Blaze.  Prior to April 1, 2008, the loans from the Company to EES did not bear interest.

On June 1, 2008, the Company entered into a lease of 3,174 square feet of space at 3350 Americana Terrace, Suites 215 and 320, Boise, Idaho 83706 from Americana Terrace, LLC.  The term of the lease is three years from June 1, 2008 to May 31, 2011.  The monthly lease payments are $4,761 per month, provided that the rent may increase each year, at the lessor’s discretion, by the Company’s proportionate share of any increase in the lessor’s annual operating expenses over the lessor’s annual operating expenses in 2008.  Americana Terrace, LLC is majority owned and controlled by A. Leon Blaser and Bruce Blaser.

Effective June 30, 2008, the Company purchased two vehicles owned by Greg Holsted and Michael Thompson, and then leased the vehicles back to them.  The purchase price was the principal amount owed on loans obtained to purchase the vehicles.  The monthly lease payments were set at the amount Messrs. Holsted and Thompson were previously paying in monthly payments on loans obtained to purchase the vehicles.

In September 2008, the Company conveyed the vehicle leased to Greg Holsted to Mr. Holsted as partial consideration for the restructuring of his employment agreements with EES and Blaze.  The vehicle had a book value of $106,854 at the time, and had a fair market value of $60,000.  The Company recorded $60,000 as accounting fees and the remaining $46,854 as a loss on the disposal of the asset.

9.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2008, and has significant unpaid accounts payable and liabilities. In addition, the Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

10.

Restatement

The balance sheet as of December 31, 2007 has been restated to increase paid in capital by $135,002, increase accumulated deficit by ($135,004) and reduce stockholder’s equity by ($2), as the result of a change in the valuation of certain Common Stock issued for services in 2006.

11.

Subsequent Events

On October 6, 2008, the Company and EESV Fayetteville, Inc. (“EESV Fayetteville”) entered into a Term Loan and Security Agreement (the “Loan Agreement”) with R. Brooks Potter (the “Lender”).  The loan was closed and funded on October 10, 2008.  EESV Fayetteville is a wholly-owned subsidiary of Blaze.  Under the Loan Agreement, the Lender loaned Blaze $500,000.  The loan bears interest at the rate of 10% per year.  If Blaze elects to make monthly payments of interest, then interest will be computed as simple interest.  If Blaze elects to make a balloon payment of all principal and accrued interest at maturity, then interest will be compounded.  The loan matures on the six month anniversary of the date of the Loan Agreement.  However, Blaze has the option of extending the maturity date of the loan for an additional six months, in which event the loan will bear interest at the rate of 12% per annum during the extended period.   Blaze has the right to prepay the loan at any time, in which event Blaze will be obligated to a pay a prepayment fee equal to the amount of all interest that would have accrued on the loan from the date of the prepayment to the maturity date of the loan if the loan had not been prepaid.  The loan is guaranteed by EESV Fayetteville, and secured by a first mortgage lien on various producing gas wells owned by EESV Fayetteville in the Fayetteville Shale Field.   Approximately $150,000 of the loan proceeds were used to pay general and administrative expenses of the Company and Blaze, and the balance was used to pay Blaze’s share of drilling expenses for wells being drilled in the Fayetteville Shale Field.  The Lender is an officer of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the

Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

We are an oil and gas exploration, development and production company.  During fiscal 2007, we acquired working interests in over 45,000 acres of leases in the Fayetteville Shale Field in Arkansas.  Our working interests range from a low of 2.6% in about 25,000 acres in the Clinton AMI, 5.2% in about 4,000 acres in the Pearson AMI, and 10.9% in about 16,000 acres in the Remaining AMI.  During fiscal 2006, we also acquired oil and gas leases in fields in Louisiana, Oklahoma, Arkansas and Alaska. Our current corporate strategy is to develop our working interests in the Fayetteville Shale Field in Arkansas.  Secondarily, we are trying to raise capital to drill our first well in our field in Louisiana.

As of September 30, 2008, we had participated in 90 wells in the Fayetteville Shale Field.  Of the wells in which we had participated, 49 were producing gas as of September 30, 2008.  Our average net revenue interest in our wells as of June 30, 2008 was 1.3%.  Our net revenue interest is less than the range of our working interests because most of the development activity so far has been in the Clinton AMI, where we have the lowest working interest.  In addition, in most cases the leases in which we have working interests do not cover all of the acreage in the section approved for the well.

The primary operator of our working interests, Petrohawk, currently has four rigs operating in the Fayetteville Shale Field, and is drilling new wells at a pace of eight per month.  The operator plans to add a fifth rig later this year, and a sixth rig in 2009.  In general, our cost to participate in a well drilled in the Clinton AMI ranges from $30,000 to $75,000 per well, with an average cost of $45,000.   The operator has recently begun to drill wells in the Remaining AMI, where we estimate our cost to participate in wells will range from $120,000 to $200,000 per well.  No wells have been drilled, or are planned, in the Pearson AMI, but we project our cost per well would be roughly double our cost to participate in a well drilled in the Clinton AMI.  Petrohawk does not disclose its exact development plan to us, but we estimate that our cost to participate in wells averages $500,000 per month, consisting of eight wells in the Clinton AMI and one in the Remaining AMI.  To the extent the operator begins active drilling in the Remaining AMI, our monthly cost to participate in wells could increase substantially.

We elect to participate in wells drilled in the Fayetteville Shale Field on a well by well basis.  To the extent we elect not to participate in a well, we are not liable for any penalties.  However, if we elect not to participate in a well in a drilling section, we lose the right to participate in any future well proposed for that drilling section.

We obtained a report dated June 30, 2008 from an independent petroleum consultant, which estimated that our proved developed producing reserves were 621 mmcf, based on our producing wells as of that date.  The report also estimated that we had 2,617 mmcf of total proved undeveloped reserves, 6,485 mmcf of total probable reserves, and 7,239 mmcf of possible reserves.

The rate at which we have participated in wells has outpaced the rate at which the wells begin producing gas.  As of September 30, 2008, we had invested in 41 wells which were not yet producing.  Before wells can begin producing, the wells must be hooked up to a gas gathering system, and the gas gathering system must be connected to a pipeline.  We expect the pace at which wells are hooked up to a gas gathering system to increase in future months. However, the operator in the field has recently engaged in voluntary reductions in production because of a lack of pipeline capacity in the field.   A new pipeline is scheduled to open December 15, 2008, which should enable the operator to cease voluntary production cutbacks.

Our revenue, profitability, and future growth rate depend substantially on factors beyond our control, such as economic, political, and regulatory developments and competition from other sources of energy. Oil and natural gas prices historically have been volatile and may fluctuate widely in the future. Sustained periods of low prices for oil or natural gas could materially and adversely affect our financial position, our results of operations, the quantities of oil and natural gas reserves that we can economically produce and our access to capital.

Results of Operations

Three Months Ended September 30, 2008 and 2007

We had revenues in the three months ended September 30, 2008 of $244,041, as compared to revenues of $0 in the three months ended September 30, 2007.  All of our revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.  Our revenues in the three months ending September 30, 2008 are not reflective of our future revenues.  Since late 2007, we have invested in a substantial number of wells in the Fayetteville Shale Field, which started to come online in 2008.  We expect that our revenues will continue to trend upward throughout the remainder of 2008 as wells in which we have participated begin to produce gas, although the upward trend will be offset by lower revenues from existing wells resulting from normal declines in production as well as declines in the market price of gas, and in the immediate future from pipeline capacity constraints, which have caused the operator of the field to voluntarily limit production.  The operator of our working interests in the Fayetteville Shale Field has proposed an aggressive drilling schedule to develop the field, and to the extent we elect to continue investing new wells, we expect the upward trend in our revenues to continue.

We reported losses from operations during the three months ended September 30, 2008 and 2007 of ($484,634) and ($459,258), respectively.   The increase in our loss from operations in 2008 as compared to 2007 was primarily attributable to increased amortization and depreciation expense as we began amortizing the capitalized cost of our gas leases and drilling expenses as we began to receive production. We also incurred higher general and administrative expenses in 2008 as compared to 2007, as general and administrative expenses increased to $558,416 in the three months ended September 30, 2008 as compared to $459,258 in the three months ended September 30, 2007, an increase of $99,158.  Significant factors in general and administrative expenses were:

•

Management compensation and benefits increased to $87,500 in the three months ended September 30, 2008, as compared to $75,000 in the three months ended September 30, 2007, as the result of one additional officer drawing compensation in 2008 as compared to 2007.

•

Legal and auditing expenses increased to $16,200 in the three months ended September 30, 2008, as compared to $0 in the three months ended September 30, 2007, as the result of legal and auditing costs associated with respect to a Form 10 registration statement that we filed during the period.

•

Rent increased to $14,283 in the three months ended September 30, 2008, as compared to $0 in the three months ended September 30, 2007, as we leased space to house its operations.

•

Travel expenses increased to $19,353 in the three months ended September 30, 2008, as compared to $2,437 in the three months ended September 30, 2007, as a result of capital raising initiatives.

•

We recorded an accounting expense of $60,000 in the three months ended September 30, 2008 as the result of the conveyance of a vehicle to an officer in consideration for the restructuring of its employment agreements with our majority shareholder and us.

We reported net other income (expense) of ($1,440) in the three months ended September 30, 2008, as compared to net other income (expense) of $3,044,508 in the three months ended September 30, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2007, we recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field.

•

In 2008, we recorded interest income of $5,389 from unrelated parties, interest income of $36,275 from loans to our majority shareholder, and interest expense of ($0), as compared to interest income of $40,272, and interest expense of ($13,860) in 2007.  Interest income decreased substantially as a result of lower cash balances in 2008 as compared to 2007 as a result of operational losses, the material investments in drilling expenses in our working interests in the Fayetteville Shale field, and the use of proceeds to repay indebtedness or fund loans to our majority shareholder.

•

We recorded a loss on the disposal of asset of $46,854 in the three months ended September 30, 2008 as the result of the conveyance of a vehicle to an officer in consideration for the restructuring of its employment agreements with our majority shareholder and us.

•

In 2008, we recorded a loss from the repurchase of a royalty interest in our Fayetteville Shale leases of ($177,400) for $8,600,000.  The recorded loss represented the loss attributable to the repurchase of royalty interests originally granted to unrelated parties.  We reduced our paid in capital by $7,450,836 with respect to the portion of the loss generated from the repurchase of the royalty interest from related parties.

In the three months ended September 30, 2008, we reported a net loss of ($486,074), as compared to net income of $2,585,250 in the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 and 2007

We had revenues in the nine months ended September 30, 2008 of $682,356, as compared to revenues of $0 in the nine months ended September 30, 2007.  All of our revenues in 2008 were from gas produced from our wells in the Fayetteville Shale Field.  Our revenues in the first nine months of 2008 are not reflective of our future revenues.  Since late 2007, we have invested in a substantial number of wells in the Fayetteville Shale Field, which started to come online in 2008.  We expect that our revenues will continue to trend upward throughout the remainder of 2008 as wells in which we have participated begin to produce gas, although the upward trend will be offset by lower revenues from existing wells resulting from normal declines in production as well as declines in the market price of gas, and in the immediate future from pipeline capacity constraints, which have caused the operator of the field to voluntarily limit production.  The operator of our working interests in the Fayetteville Shale Field has proposed an aggressive drilling schedule to develop the field, and to the extent we elect to continue investing new wells, we expect the upward trend in our revenues to continue.

We reported losses from operations during the nine months ended September 30, 2008 and 2007 of ($1,066,313) and ($701,200), respectively.   The increase in our loss from operations in 2008 as compared to 2007 was attributable to increased general and administrative expenses, as well as increased amortization and depreciation expense as we began amortizing the capitalized cost of our gas leases and drilling expenses as we began to receive production.  In particular, general and administrative expenses increased to $1,525,090 in the nine months ended September 30, 2008 as compared to $701,200 in the nine months ended September 30, 2007, an increase of $823,890.  Significant factors in the increase in general and administrative expenses were:

•

Management compensation increased to $275,000 in the nine months ended September 30, 2008, as compared to $100,000 in the nine months ended September 30, 2007, as the result of the Company paying management compensation for all nine months in 2008 as compared to only four months in 2007, and as the result of one additional officer drawing compensation for part of 2008 as compared to 2007.

•

Management fee expense to our majority shareholder increased to $900,000 in the nine months ended September 30, 2008, as compared to $300,000 in the nine months ended September 30, 2007, as the result of the management fees being paid for the entire nine months in 2008 as compared to only three months in 2007.

•

Legal and auditing expenses increased to $57,521 in the nine months ended September 30, 2008, as compared to $0 in the nine months ended September 30, 2007, as the result of legal and auditing costs associated with respect to a Form 10 registration statement that we filed during the period.

•

Expenses associated with the issuance of warrants for compensatory purposes were $171,400 in the nine months ended September 30, 2008, as compared to $216,521 in the nine months ended September 30, 2007.

•

Travel and entertainment expenses increased to $26,851 in the nine months ended September 30, 2008, as compared to $2,437 in the nine months ended September 30, 2007, as a result of travel associated with capital raising initiatives.

•

We recorded an accounting expense of $60,000 in the nine months ended September 30, 2008 as the result of the conveyance of a vehicle to an officer in consideration for the restructuring of its employment agreements with our majority shareholder and us.

We reported net other income (expense) of ($91,570) in the nine months ended September 30, 2008, as compared to net other income (expense) of $3,044,508 in the nine months ended September 30, 2007.  Significant factors in net other income (expense) in 2008 as compared to 2007 were:

•

In 2007, we recorded a gain of $3,189,396 from the sale of an undivided 75% interest in its working interests in the Fayetteville Shale field.

•

In 2008, we recorded interest income of $60,693 from unrelated sources, interest income of $62,241 from loans to our majority shareholder, and interest expense of ($0), as compared to interest income of $40,272 , and interest expense of ($13,860) in 2007.  Interest income decreased substantially as a result of lower cash balances in

2008 as compared to 2007 as a result of operational losses, material investments in drilling expenses in our working interests in the Fayetteville Shale field, and the use of proceeds to repay indebtedness or fund loans to our majority shareholder.

•

We recorded a loss on disposal of asset of $46,854 in the nine months ended September 30, 2008 as the result of the conveyance of a vehicle to an officer in consideration for the restructuring of its employment agreements with our majority shareholder and us.

•

In 2008, we recorded a loss from the repurchase of a royalty interest in our Fayetteville Shale leases of ($177,400) for $8,600,000.  The recorded loss represented the loss attributable to the repurchase of royalty interests originally granted to unrelated parties.  We reduced our paid in capital by $7,450,836 with respect to the portion of the loss generated from the repurchase of the royalty interest from related parties.

In the nine months ended September 30, 2008, we reported a net loss of ($1,157,883), as compared to net income of $2,343,308 in the nine months ended September 30, 2007.

Liquidity and Sources of Capital

Our consolidated balance sheet as of September 30, 2008 reflects cash and cash equivalents of $7,177, current assets of $3,854,188, current liabilities of $1,045,996, and working capital of $2,808,192.  A significant portion of our current assets represent advances to our majority shareholder, Environmental Energy Services, Inc.  Our liquidity declined at September 30, 2008, as compared to December 31, 2007, as a result of $2,627,531 invested in drilling expenses on our leases in the Fayetteville Shale Field, $1,129,328 paid for well deposits on wells being drilled or to be drilled on our leases in the Fayetteville Shale Field, loans of $1,316,301 to our majority shareholder, and the repayment of $854,388 of indebtedness to A. Leon Blaser and Bruce Blaser, two of our directors, that was incurred in 2007 in connection with the purchase of a royalty interest held by them in certain of our Fayetteville Shale leases.  As of September 30, 2008, our total accounts payable of $1,005,545 includes $836,000 of invoices for well deposits or drilling expenses on wells in the Fayetteville Shale Field, of which about $210,000 was past due at September 30, 2008.

We need substantial additional capital to fund the development of our oil and gas fields and pay our operating costs beyond September 2008.  Our three primary cash needs, and our plans to meet those needs, are as follows:

Drilling Expenses: We project that our share of drilling and completion costs for wells drilled in the Fayetteville Shale Field in the last four months of fiscal 2008 will be approximately $500,000 per month, consisting of seven wells in the Clinton AMI at $50,000 per well and one well in the Remaining AMI at $150,000 per well.  We project that our monthly costs will increase to $600,000 to $750,000 per month in 2009 if the operator adds an additional drilling rig and if it begins drilling more wells in the Remaining AMI.  We are exploring various options to raise capital to meet drilling costs.  On October 10, 2008, we obtained a $500,000 loan from an employee, which was largely used to meet drilling costs.  We are negotiating with certain parties to obtain loans to finance drilling costs on specific wells, where all of the drill costs for certain wells would be paid by the lender, our interests in the specific wells would be pledged to secure the loan, and a percentage of the revenues from the wells would be paid to the lender until the loan is repaid in full.  We are also in discussions with various conventional lenders regarding a line of credit secured by our existing wells to finance future drilling costs.  We may be forced to opt out of certain wells proposed by the operator until we line up financing for new wells.  We will not incur a penalty if we opt out of a well, but we do lose the right to participate in any future wells in the drilling section if we opt out of a well in that section.

Operating Expenses:  We share all employees and most overhead services with EES, our majority shareholder.  From July 1, 2007 to June 30, 2008, we paid EES $100,000 per month under a management agreement.  Since July 1, 2008, we have continued to pay EES $100,000 per month for management services, even though the management agreement has expired.  $165,000 per month is the amount needed by both us and EES to pay all management salaries, employee salaries, miscellaneous office costs, such as telephone, internet, copier, fax, etc. for both companies, as well as legal, auditing and compliance costs for both companies. The amount is also sufficient to enable EES to pay certain budgeted items for oil and gas fields in which it has an interest. We are responsible for rent for our office space, and any other costs which are directly related to our operations in the Fayetteville Shale Field.  Despite the terms of the management agreement with EES, we plan to limit our cash expenditures for operating expenditures to the amount of revenues we receive from our producing wells in the Fayetteville Shale Field, primarily by deferring management salaries and exercising prudence in discretionary expenditures, like travel and the use of consultants.  We expect our well revenues to trend upward throughout the rest of 2008 as wells in which we have participated come online, although our revenue per well will decline as spot prices of gas decline from levels this summer.  In addition, voluntary production cutbacks by our operator due to pipeline capacity constraints will reduce revenues through December 2008, when a new pipeline is expected to open.

Loans to EES:  EES needs approximately $175,000 per month to meet debt service obligations on its indebtedness.  We have made the loans because the failure of EES to pay such items would be unduly disruptive to our operations and because we believe that EES has sufficient assets to repay the loans in the long-term.  We plan to continue making loans to EES to enable it to pay its debt service obligations and its separate operating expenses, to the extent we have funds to do so.  Given our current resources, we do not expect to make loans to EES to enable it to pay its debt service obligations in the foreseeable future, but we do expect to make loans to EES to enable it to pay its separate operating expenses.

In addition to the loans we are seeking to pay drilling costs, as discussed above, we and EES are also seeking funding through private placements of our common stock or preferred stock.  However, given the recent turmoil in the stock market, we do not expect to raise any significant capital this fiscal year from sales of capital stock.  There is no assurance that we will be able to raise the necessary capital, or that the terms under which we can raise capital will be favorable to existing shareholders.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect our reported results of operations and the amount of reported assets, liabilities and proved oil and natural gas reserves. Some accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Actual results may differ from the estimates and assumptions used in the preparation of our consolidated financial statements. Described below are the most significant policies we apply in preparing our consolidated financial statements, some of which are subject to alternative treatments under accounting principles generally accepted in the United States of America. We also describe the most significant estimates and assumptions we make in applying these policies. See Item 1.

Financial Statements – Note 2, “Summary of Significant Accounting Policies,” for a discussion of additional accounting policies and estimates made by management.

Oil and Natural Gas Activities

Accounting for oil and natural gas activities is subject to unique rules. Two generally accepted methods of accounting for oil and natural gas activities are available - successful efforts and full cost. The most significant differences between these two methods are the treatment of unsuccessful exploration costs and the manner in which the carrying value of oil and natural gas properties are amortized and evaluated for impairment. The successful efforts method requires unsuccessful exploration costs to be expensed as they are incurred upon a determination that the well is uneconomical while the full cost method provides for the capitalization of these costs. Both methods generally provide for the periodic amortization of capitalized costs based on proved reserve quantities. Impairment of oil and natural gas properties under the successful efforts method is based on an evaluation of the carrying value of individual oil and natural gas properties against their estimated fair value, while impairment under the full cost method requires an evaluation of the carrying value of oil and natural gas properties included in a cost center against the net present value of future cash flows from the related proved reserves, using period-end prices and costs and a 10% discount rate.

Full Cost Method

We use the full cost method of accounting for our oil and natural gas activities. Under this method, all costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized into a cost center (the amortization base). Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. All general and administrative costs unrelated to drilling activities are expensed as incurred. The capitalized costs of our oil and natural gas properties, plus an estimate of our future development and abandonment costs, are amortized on a unit-of-production method based on our estimate of total proved reserves. Our financial position and results of operations could have been significantly different had we used the successful efforts method of accounting for our oil and natural gas activities.

Proved Oil and Natural Gas Reserves

Estimates of our proved reserves included in this report are prepared in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. Our engineering estimates of proved oil and natural gas reserves directly impact financial accounting estimates, including depreciation, depletion and amortization expense and the full cost ceiling limitation. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas reserves that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under period-end economic and operating conditions. The process of estimating quantities of proved reserves is very complex, requiring significant subjective decisions in the evaluation of all geological, engineering and economic data for each reservoir. The accuracy of a reserve estimate is a function of: (i) the quality and quantity of available data; (ii) the interpretation of that data; (iii) the accuracy of various mandated economic assumptions and (iv) the judgment of the persons preparing the estimate. The data for a given reservoir may change substantially over time as a result of numerous factors, including additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Changes in oil and natural gas prices, operating costs and expected performance from a given reservoir also will result in revisions to the amount of our estimated proved reserves.

Depreciation, Depletion and Amortization

Our rate of recording depreciation, depletion and amortization expense (DD&A) is primarily dependent upon our estimate of proved reserves, our estimate of proved undeveloped reserves, and our estimate of costs to drill our proved undeveloped reserves, which are utilized in our unit-of-production method calculation. If our estimates of proved developed and undeveloped reserves were to be reduced, or our estimate of future drilling costs were to be increased, the rate at which we record DD&A expense would increase, reducing net income. Such a reduction in reserves may result from lower market prices, which may make it non-economic to drill for and produce higher cost reserves.

Full Cost Ceiling Limitation

Under the full cost method, we are subject to quarterly calculations of a ceiling or limitation on the amount of our oil and natural gas properties that can be capitalized on our balance sheet. If the net capitalized costs of our oil and natural gas properties exceed the cost center ceiling, we are subject to a ceiling test writedown to the extent of such excess. If required, it would reduce earnings and impact stockholders’ equity in the period of occurrence and result in lower amortization expense in future periods. The discounted present value of our proved reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. However, the associated prices of oil and natural gas reserves that are included in the discounted present value of the reserves do not require judgment. The ceiling calculation dictates that prices and costs in effect as of the last day of the quarter are held constant.  However, we may not be subject to a writedown if prices increase subsequent to the end of a quarter in which a writedown might otherwise be required. If oil and natural gas prices decline, even if for only a short period of time, or if we have downward revisions to our estimated proved reserves, it is possible that writedowns of our oil and natural gas properties could occur in the future.

Future Development and Abandonment Costs

Future development costs include costs incurred to obtain access to proved reserves such as drilling costs and the installation of production equipment. Future abandonment costs include costs to dismantle and relocate or dispose of our production facilities, gathering systems and related structures and restoration costs. We develop estimates of these costs for each of our properties based upon their geographic location, type of production structure, well depth, currently available procedures and ongoing consultations with construction and engineering consultants.  Because these costs typically extend many years into the future, estimating these future costs is difficult and requires management to make judgments that are subject to future revisions based upon numerous factors, including changing technology and the political and regulatory environment.  We review our assumptions and estimates of future development and future abandonment costs on an annual basis.

Asset Retirement Obligations

We expect to have significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. Our removal and restoration obligations are associated with plugging and abandoning wells. Estimating the future restoration and removal costs will be difficult and will require us to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations. The present value calculations are based upon numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlements and changes in the legal, regulatory, environmental and political environments. We have been advised that at current prices the estimated salvage value of the equipment exceeds the costs of plugging and abandoning wells in which we have an interest, and therefore we have not recorded any cost for future abandonment costs.

Allocation of Purchase Price in Business Combinations

As part of our business strategy, we actively pursue the acquisition of oil and natural gas properties. The purchase price in an acquisition is allocated to the assets acquired and liabilities assumed based on their relative fair values as of the acquisition date, which may occur many months after the announcement date. Therefore, while the consideration to be paid may be fixed, the fair value of the assets acquired and liabilities assumed is subject to change during the period between the announcement date and the acquisition date.  Our most significant estimates in our allocation typically relate to the value assigned to future recoverable oil and natural gas reserves and unproved properties.  As the allocation of the purchase price is subject to significant estimates and subjective judgments, the accuracy of this assessment is inherently uncertain.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred a net operating loss in the nine months ended September 30, 2008, and had significant unpaid accounts payable and liabilities.  The Company needs to raise substantial capital to meet its obligations to fund the drilling of oil and gas wells on acreage it has leased.  These factors create an uncertainty about the Company's ability to continue as a going concern.  The Company is currently trying to raise capital through a private offering of preferred stock.  The ability of the Company to continue as a going concern is dependent on the success of this plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer are responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the evaluation date, such controls and procedures were ineffective due to a lack of personnel allocated to the preparation of reports, the lack of clear direction to communicate all matters that may relate to the preparation of reports to the chief financial officer, and the receipt of incomplete information necessary to prepare certain parts of the reports from the operator of our working interests in the Fayetteville Shale Field.  We have addressed the deficiencies by hiring additional personnel to assist in the preparation of reports and by instituting regular, weekly meetings to review matters that may need to be disclosed in reports, and by increased efforts to obtain information from the operator of our working interests, among other things.

Changes in internal controls

The only changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting was to begin the process of hiring additional personnel to assist in the resolution of the deficiencies discussed in this Item 4.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the three months ended September 30, 2008, the Company issued 275,000 shares of common stock for $275,000 to a director of the Company.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVIRONMENTAL ENERGY SERVICES, INC.
Date: December 2, 2008	/s/ Robert J. Mottern
By: Robert J. Mottern, Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibits
2

Agreement of Merger of Aztec Energy Corporation, a Utah corporation, and Blaze Energy Corp., a Delaware corporation, dated May 16, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)

3.1	Certificate of Incorporation of Blaze Energy Corp., a Delaware corporation, filed May 15, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
3.2	By-Laws (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
3.3	Amendment to Certificate of Incorporation, filed June 12, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
4.1	Form of Common Stock certificate (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
4.2	Form of Warrant Agreement for director warrants (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
10.1	Employment Agreement of Michael Thompson, effective as of June 1, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
10.2	Employment Agreement of Leon Blaser, effective as of June 1, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
10.3	Employment Agreement of Greg Holsted, effective as of June 1, 2007 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
10.4	Lease Agreement between Americana Terrace, LLC and Blaze Energy Corp. dated June 1, 2008 (incorporated by reference from the Form 10 Registration Statement of the Company filed August 7, 2008)
10.5*	Amendment to Employment Agreements between Greg Holsted, the Company and Blaze Energy Corp.
10.6	Term Loan and Security Agreement by and among R. Brooks Potter, Blaze Energy Corp. and EESV Fayetteville, Inc. (incorporated by reference to our report on Form 8-K dated October 10, 2008)
31.1*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer
32.1*	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.