Form 10-Q
period 2013-09-30
Blaze Energy Corp.
filed 2014-04-02
CIK 1442215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-53765

BLAZE ENERGY CORP.

(Exact name of small business issuer as specified in its charter)

DELAWARE	26-0316964
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3350 Americana Terrace, Suite 200, Boise, Idaho 83706

(Address of principal executive offices)

(208) 287-4471

 (Issuer’s telephone number, including area code)

______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ]  Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer[ ] Non-accelerated filer [ ] Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 227,408,685 shares of Common Stock as of March 14, 2014.

BLAZE ENERGY CORP.

FORM 10-Q REPORT INDEX

PART I.  FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

17

Item 4.  Controls and Procedures.

17

PART II.  OTHER INFORMATION.

17

Item 1.  Legal Proceedings.

17

Item 1A.  Risk Factors.

17

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

18

Item 3.  Defaults upon Senior Securities.

18

Item 4. Mine Safety Disclosures.

18

Item 5.  Other Information.

18

Item 6.  Exhibits.

18

SIGNATURES

19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLAZE ENERGY CORP.

CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)	(Unaudited)

ASSETS

Due from shareholder	$ 2,460	$ 2,459,794
Total current assets	2,460	2,459,794

Equipment, net of accumulated depreciation	-	1,170
West Virginia coal rights	51,000,000	-
Total Assets	$ 51,002,460	$ 2,460,964

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$ 70,256	$ 154,600
Accrued ad valorem taxes	60,435	-
Advances from Wastech, Inc.	35,757	-
Total current liabilities	166,448	154,600

Total liabilities	166,448	154,600

STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.001 per share; 500,000,000 shares authorized, 90,865,804 and 225,498,074 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	225,498	90,866
Additional paid in capital	57,194,596	8,758,532
Accumulated deficit	(6,584,082)	(6,543,034)
	50,836,012	2,306,364

Total liabilities and stockholders' equity	$ 51,002,460	$ 2,460,964

See accompanying notes to financial statements.

BLAZE ENERGY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

	Nine months ending September 30,		Three months ending September 30,
	2013	2012	2013	2012

Revenue	$ -	$ -	$ -	$ -

Expenses

Professional fees	$ 10,000	$ -	$ -	$ -
Property taxes	26,437	-	20,145	-
Depreciation expense	1,170	2,758	-	919
Miscellaneous	3,441	-	-	-
	41,048	2,758	20,145	919

Loss from operations	(41,048)	(2,758)	(20,145)	(919)

Net Loss	$ (41,048)	$ (2,758)	$ (20,145)	$ (919)

Net loss per common share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	140,300,564	90,865,804	225,498,074	90,865,804

See accompanying notes to financial statements.

BLAZE ENERGY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

 (UNAUDITED)

	2013	2012

Cash flows from operating activities

Net Loss	$ (41,048)	$ (2,758)
Depreciation	1,170	2,758
Increase (decrease) in operating assets and liabilities:
Due from shareholder	2,457,333	-
Accounts payable	(84,344)	-
Accrued ad valorem taxes	60,435	-
Advances from Wastech, Inc.	35,757	-
Net cash used in operating activities	2,429,303	-

Cash flows from investing activities

Acquisition of West Virginia mineral rights	(51,000,000)	-
Net cash used in investing activities	(51,000,000)	-

Cash flows from financing activities

Issuance of common shares	50,946,147	-
Cancellation of common shares	(2,375,450)	-
Net cash provided by financing activities	48,570,697	-

Net increase in cash	-	-

Cash - beginning of period	$ -	$ -
Cash - end of period	$ -	$ -

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS

Shares issued for acquisition	50,946,147	-

See accompanying notes to financial statements

BLAZE ENERGY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

(UNAUDITED)

			ADDITIONAL
	COMMON STOCK		PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance as of December 31, 2012	90,865,804	90,866	8,758,532	(6,543,034)	2,306,364
Cancellation of common shares by affiliate	(69,724,378)	(69,724)	(2,305,726)	-	(2,375,450)
Issuance of common shares for mineral rights	204,356,648	204,357	50,741,790	-	50,946,147
Net loss	-	-	-	(41,048)	(41,048)

Balance as of September 30, 2013	225,498,074	225,498	57,194,596	(6,584,082)	50,836,012

See accompanying notes to financial statements.

BLAZE ENERGY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Blaze Energy Corp. (the “Company,” “we” or “us”) was originally formed as Overthrust Dome Energy, Inc. in the State of Utah on February 8, 1983.  Our name was changed to Data Conversion International, Inc. on August 11, 1983, and to Aztec Energy Corporation on August 27, 1991.  Effective May 17, 2007, we reincorporated in the State of Delaware by merging with and into Blaze Energy Corp., our wholly-owned subsidiary.

The Company is currently engaged in two lines of business. First, the Company owns approximately 40,978 net acres of coal and coalbed methane mineral rights in West Virginia, and generates income from selling or leasing the properties to third parties.  Second, the Company is engaged in the business of operating a coal reclamation facility in Gary, West Virginia.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue from our coal reclamation operations when (1) there is persuasive evidence of an arrangement existing, (2) delivery has occurred, (3) our price to the buyer is fixed or determinable and (4) collectability of the receivables is reasonably assured. We recognize the costs of these revenues at the time revenue is recognized.

With respect to our coal and coalbed methane properties, revenue is recognized when earned according to lease and royalty agreements.  Lease income is recognized as earned on a monthly basis according to the terms of the lease.  Royalty income is recognized as minerals are extracted.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Facilities and equipment

Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and recorded at cost. The facilities and equipment are depreciated using the straight-line method at rates sufficient to depreciate such costs over the estimated productive lives, which do not exceed the related estimated mine lives, of such facilities based on proven and probable reserves.

Impairment of Long-Lived Assets

The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. An impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any.  An impairment loss is measured and recorded based on discounted estimated future cash flows. Future cash flows are estimated based on quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and operating costs of production and capital, all based on life-of-mine plans. Existing proven and probable reserves and value beyond proven and probable reserves, including mineralization other than proven and probable reserves and other material that is not part of the measured, indicated or inferred resource base, are included when determining the fair value of mine site reporting units at acquisition and, subsequently, in determining whether the assets are impaired. The term “recoverable minerals” refers to the estimated amount of gold or other commodities that will be obtained after taking into account losses during mineral processing and treatment. Estimates of recoverable minerals from such exploration stage mineral interests are risk adjusted based on management’s relative confidence in such materials. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Goodwill

The Company evaluates, on at least an annual basis during the fourth quarter, the carrying amount of goodwill to determine whether current events and circumstances indicate that such carrying amount may no longer be recoverable. To accomplish this, the Company compares the estimated fair value of its reporting units to their carrying amounts. If the carrying value of a reporting unit exceeds its estimated fair value, the Company compares the implied fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying value over the fair value is charged to earnings. The Company’s fair value estimates are based on numerous assumptions and it is possible that actual fair value will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and operating costs of production and capital are each subject to significant risks and uncertainties.

Stock Based Compensation

The Company has issued and may issue stock in lieu of cash for certain transactions. The fair value of the stock, which is based on comparable cash purchases, third party quotations, or the value of services, whichever is more readily determinable, is used to value the transaction

Use of Estimates

The Company’s Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the Company’s Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

Basic and Diluted Per Common Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Research and Development

The Company expenses research and development costs as incurred.

Income Taxes

The Company files a consolidated federal income tax return with its subsidiaries and separate state income tax returns.  Due to significant changes in ownership, the Company’s use of its existing net operating losses may be limited.

Potential Environmental Liability

The Company’s coal, coalbed methane and coal reclamation activities are subject to local, state and federal laws and regulations governing environmental quality and pollution control in the United States. In addition, former affiliates of the Company may have incurred liabilities for the deterioration of the environment as a result of its past future operations, and may incur environmental liabilities as a result of future operations.

Significant fines and penalties may be imposed for the failure to comply with environmental laws and regulations. Some environmental laws provide for joint and several strict liability for remediation of releases of hazardous substances, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, the Company may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, such as oil and gas related products.  Any substantial liability for environmental damage could materially adversely affect the operating results and financial condition of the Company.  Since the Company has no insurance coverage for environmental liabilities, if the Company were to incur liability for environmental damage, its business and financial condition could be materially adversely affected.

NOTE 3 - RELATED PARTY TRANSACTIONS

Separation Agreement with EESV

On April 30, 2013, the Company entered into a Separation Agreement with Environmental Energy Services, Inc. (“EESV”) Under the Separation Agreement, the Company released EESV from liability on a promissory note with a principal balance of $2,475,386.61, plus accrued interest at the prime rate plus 2% since 2009, and conveyed to EESV the Company’s wholly-owned subsidiary, EESV Fayetteville, Inc.  In consideration for the release of EESV, the Company received the following benefits from EESV and its affiliates:

•

The cancellation of 69,724,378 shares of common stock of the Company held by EESV, which represented approximately 76.7% of the issued and outstanding common stock at the time;

•

Released the Company from any liability under a management agreement;

•

Procured the release of $51,460 owed by the Company to a prior landlord;

•

Assumed any liability of the Company to eight trade creditors; and

•

Procured the resignation of all officers and directors of the Company other than A. Leon Blaser.

NOTE 4 – LOANS PAYABLE

During 2013, Wastech, Inc. advanced the Company an aggregate of $35,757 in various transactions to pay liabilities of the Company.  The loans were interest-free, demand loans.

NOTE 5 – ACQUISITION OF ASSETS

Acquisition of Blaze Minerals, LLC

On June 4, 2013, the Company entered into a Securities Exchange Agreement with Wastech, Inc. (“Wastech”), under which the Company acquired all of the issued and outstanding shares of Blaze Minerals, LLC in consideration for 204,356,648 shares (the “Blaze Stock”) of common stock.  Blaze Minerals, LLC owns approximately 40,978 net acres of coal and coalbed methane mineral rights in 22 counties in West Virginia.

As part of the acquisition, the Company granted Wastech an option to reacquire all of the stock of Blaze Minerals, LLC for up to two years after closing date of the acquisition (the “Exercise Term”).  The exercise price of the option depends on when the option is exercised, and is as follows: (i) from the closing date until six (6) months thereafter, 100% of the Blaze Stock; (ii) from six (6) months and one day from the closing date through twelve (12) months thereafter, 85% of the Blaze Stock, or 173,703,151 shares; (iii) from twelve (12) months and one day from the closing date through eighteen (18) months thereafter, 80% of the Blaze Stock, or 163,485,318 shares; and (iv) from eighteen (18) months and one day from the closing date through the end of the Exercise Term, 75% of the Blaze Stock, or 153,267,486 shares.

The option held by Wastech, Inc. automatically terminates when all of the following conditions are true: (i) if the Company’s common stock is trading on the OTCQX over the counter market system, with a daily closing price (the “Market Value”) equal to or above Fifty Cents ($0.50) per share for a period of ninety (90) consecutive days prior to the expiration of the Exercise Term; provided, that, during the said Exercise Term, Wastech and the Company, refrain from, and shall cause respective officers and directors to refrain from, engaging in market transactions in the sale or purchase of the Company’s common stock, which, in and of themselves, cause the Market Value of the Company’s common stock to equal, exceed or be less than (as the case may be) Fifty Cents ($0.50) per share; (ii) the Company has filed a Form 10 registration statement with the Securities and Exchange Commission to register its common stock pursuant to Section 12(g) of the Securities and Exchange Act, and such registration statement has become effective and all comments resolved to the satisfaction of the Securities and Exchange Commission; (iii) the Company is current in its reporting requirements under Sections 13 or 15 of the Securities Exchange Act; and (iv) the Company’s common stock is then trading on the OTCQX over the counter market system.

The Company recorded the acquisition of Blaze Minerals, LLC at a gross value of $51,000,000.  The valuation was based upon a January 8, 2010 appraisal of the mineral rights owned by Blaze Minerals, LLC which valued the assets at $130,000,000, which was adjusted downward to take into account changes in the market price of coal since the valuation as well as the disposition of certain properties since the valuation date.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has granted Wastech an option to reacquire the Company’s wholly-owned subsidiary, Blaze Minerals, LLC.  (See Note 5. Acquisitions of Assets)

NOTE 7 - CAPITAL STOCK

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.001 per share, and 5,000,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2013 and December 31, 2012, there were 225,498,074 and 90,865,804  shares of common stock issued and outstanding, respectively. As of September 30, 2013 and December 31, 2012, there were no shares of preferred stock issued and outstanding.

During the nine months ended September 30, 2013, the Company issued and repurchased shares of common stock in the following transactions:

•

The Company cancelled 69,724,378 shares of common stock held by EESV (See Note 3. Related Party Transactions).

•

The Company issued 204,356,648 shares of common stock to acquire Blaze Minerals, LLC (See Note 5. Acquisition of Assets).

The Company has outstanding 1,000,000 stock options issued to prior officers and employees.  The options have a weighted average price per share of $1.16 per share.

NOTE 8 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  However, the Company incurred a net loss of ($41,048) for the nine months ended September 30, 2013.  The Company needs to raise capital to fund working capital needs at its coal reclamation operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Shares

On November 16, 2013, the Company issued 300,000 shares of common stock to an investor in consideration for an aggregate investment of $30,000.

On December 3, 2013, the Company issued 300,000 shares of common stock to an investor in consideration for an aggregate investment of $30,000.

On February 5, 2014, the Company issued 300,000 shares of common stock to an investor in consideration for an aggregate investment of $30,000.

Greenfields Coal Company Agreement

On October 1, 2013, the Company entered into a Coal Sales and Services Partnership Agreement (the “Coal Sales Agreement”) with Greenfields Coal Company, LLC (“Greenfields”).  Greenfields is the operator of a coal reclamation mine in or near Gary, West Virginia that was previously owned and operated by U.S. Steel Corporation, and includes deposits of an estimated 10 million tons of coal fines and 20 to 25 million tons of coarse coal accumulated over approximately 40 years of mining operations.

Under the Agreement, the Company was granted the status of additional operator at the GreenFields coal mine for the limited purpose of processing and re-selling raw fine coal and raw coarse coal mined from the site.  The Company agreed to purchase between 5,000 and 11,000 short tons of raw fine coal per month at $12 per short ton, and between 40,000 and 60,000 short tons of raw coarse coal per month at $7 per short ton.  The Company’s plan is to blend the fine and coarse coal from the Greenfields site with coal purchased from three nearby coal mines. The Agreement permits the Company to transport up to 60,000 short tons of coal from neighboring mines to the Greenfields site to process with the fine and coarse coal mined from the site.  Commencement of operations was contingent on the Company’s execution of a coal purchase agreement to sell the blended fine coal, coarse and regular coal from the site.  The Company reached a letter of intent with Invicta Petroleum, LLC to purchase 80,000 metric tons of coal per month.  The letter of intent contemplates the execution of a formal purchase and sale agreement between the parties after the raw coal that the Company has agreed to purchase from three nearby mines has been tested to verify that it meets the buyer’s purchase requirements.  The Agreement also provides that the Company would make up to $600,000 of improvements to equipment and rail load-out at the Greenfields site, and make an advance to Greenfields of $500,000 to prepay for fine and coarse coal that the Company is obligated to purchase under the agreement.

Blaze Logistics LLC Agreement

On October 1, 2013, the Company entered into an agreement with Blaze Logistics, LLC (“Logistics”), under which the parties agreed upon certain terms relating to the operation of the coal reclamation facility in Gary, West Virginia that is the subject of the Coal Sales and Services Partnership Agreement with Greenfields executed the same day. Under the agreement, the Company is responsible for (a) obtaining the rights to operate the coal reclamation facility; (b) securing all contracts for the purchase and sale of coal from the facility; and (c) providing any such corporate guarantees, financial or otherwise, as may be necessary in furtherance of the business contemplated by the Agreement, subject to its right to reimbursement from Logistics for any amounts paid thereunder to the extent the guarantee is of an amount that Logistics is required to pay. Logistics is responsible for (a) providing any equipment or assets, through lease, purchase or otherwise, as may be required to operate the business to the extent such equipment is not already in place at the business, and (b) providing all capital and any such financing as may be required to sufficiently capitalize the business (the “Monetary Obligations”).  Both the Company and Logistics agreed to bear the cost of their own officers and employees who supervise and manage the business, except that they shall be entitled to reimbursement from the business of any out-of-pocket travel and entertainment expenses that they incur in the course of managing and supervising the business. All monetary amounts provided by Logistics in fulfillment of its Monetary Obligations shall be considered a loan to the Company (the “Logistics Loan”), which shall bear interest at 12% per annum, be convertible into the Company’s common stock at the average of the closing price of the common stock for the ten business days prior to the conversion, shall be convertible into common stock only at the option of the Company, and shall be repayable only from the Royalty.  Commencing on the date hereof and ending on the termination of the business, Logistics shall receive a royalty from the business equal to (i) Five Dollars ($5.00) per ton on all processed “Coarse” coal at the facility, and (ii) Two Dollars ($2.00) per ton on all processed or unprocessed “Fine” coal at the facility (the “Royalty”).  Payments of the Royalty shall be applied first to interest due under the Logistics Loan, and second to principal due under the Logistics Loan. After the Logistics Loan has been paid in full, Blaze Energy shall continue to receive the Royalty.  The Royalty is Logistics’ sole compensation for the capital and services it provides under the agreement.

Permanent Agreement

Effective January 8, 2014, the Company entered into an Agreement with Gary Coal Company, LLC, Gary Partners, LLC and Advanced Coal Technology, LLC (collectively, “Gary Coal”) (the “Permanent Agreement”). Under the Permanent Agreement, the Company was granted the exclusive right to operate the coal reclamation facility that is the subject of the Coal Sales Agreement.  Under the Permanent Agreement, the Company agreed to pay all expenses incurred and accrued during the term of the Permanent Agreement, and is entitled to retain all revenues accruing during such term.  The Company is entitled to retain 50% of any profits that are generated, and agreed to bear any losses that occur, during such term.  Under the Permanent Agreement, the parties agreed to terminate the Coal Sales Agreement.  The Permanent Agreement acknowledges that the Company has advanced Gary Coal in excess of $618,324, and agrees that such advances, plus any other sums paid by the Company in payment of debts of Gary Coal, will be secured by the assets of Gary Coal.   The Permanent Agreement has an initial term that expires on February 1, 2016, and will automatically renew for an additional two year term unless one of the parties notifies the other party at least 60 days prior to the expiration of the initial term that it does not intend to renew the Permanent Agreement.  Furthermore, commencing nine months after the execution of the Permanent Agreement, either party has the right to terminate the Permanent Agreement on 30 days’ notice to the other party in the event the Company fails to achieve 66 2/3% of its projected earnings before interest, taxes and depreciation for any two consecutive quarters.

Settlement of Disputed Claims

On November 26, 2013, the Company entered into an agreement with Greg Holsted to settle certain claims by Mr. Holsted.  The Company owed Mr. Holsted $70,256 for accounting services.  Mr. Holsted claimed additional damages arising out of the Company’s failure to pay the consulting fees, which brought his total claim to $353,714.  The Company agreed to issue Mr. Holsted 1,010,611 shares of common stock in full satisfaction of his claim.

Office Lease

On December 7, 2013, the Company entered into a lease agreement with Americana Terrace, LLC to lease office space in Boise, Idaho.  The lease agreement provides for annual rent of $15,000, payable on execution of the agreement, and a term of one year.  Americana Terrace, LLC is controlled by A. Leon Blaser, the Company’s chairman and chief executive officer.

Share Exchange Agreement with Kentucky Diversified Fuels, LLC, et al.

On February 4, 2014, the Company entered into a Share Exchange Agreement with Kentucky Diversified Fuels, LLC (“Kentucky Diversified”), Maxgo, LLC and BMM-Empire, LLC, Middle Fork Development Services, LLC and MXP, LLC (the “KDF Agreement”).  Under the KDF Agreement, the Company agreed to acquire all of the issued and outstanding membership units of Kentucky Diversified in consideration for 50,000,000 shares of the Company’s common stock.  The Company expects to close on the purchase on or before March 31, 2014.  Kentucky Diversified owns and operates a coal mine in the State of Kentucky through its wholly-owned subsidiary, Middle Fork Development Services, LLC, and is in development of a coal-to-fuel production facility through its other wholly-owned subsidiary, MXP, LLC.

Share Exchange Agreement with BMM-Empire, LLC, et al.

On February 5, 2014, the Company entered into a Share Exchange Agreement with BMM-Empire, LLC (“BMM”), Frank Rosso and W. Keith Hall (the “BMM Agreement”).  Under the BMM Agreement, the Company agreed to acquire all of the issued and outstanding membership units of BMM in consideration for 38,136,657 shares of the Company’s common stock.  The Company expects to close on the purchase on or before March 31, 2014. The Company owns a parcel of property in Phelps, Kentucky containing approximately 43.63 acres which is used for coal impoundment.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward looking statements (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Overview

Until September 2009, the Company owned working interests in the Fayetteville Shale field in central Arkansas.  On September 3, 2009, the Company sold its interest in the field to Petrohawk Energy, Inc.

The Company is currently engaged in two lines of business.  First, the Company owns approximately 40,978 net acres of coal and coalbed methane mineral rights in West Virginia, and generates income from selling or leasing the properties to third parties, which it acquired in June 2013.  Second, since October 1, 2013, the Company has been engaged in the business of operating a coal reclamation facility in Gary, West Virginia.

Results of Operations

Nine months ended September 30, 2013 and 2012

During the nine month periods ended September 30, 2013 and 2012, the Company did not have any revenues.  The revenues reported by the Company are not reflective of future revenues as a result of agreements entered into by the Company in the fourth quarter of 2013 and the first quarter of 2014 to operate a coal reclamation facility in Gary, West Virginia.

During the nine months ending September 30, 2013, our operating expenses were $41,048, as compared to $2,758 for the nine months ending September 30, 2012.  As a result, the Company had operating losses of ($41,048) and ($2,758) in the nine months ended September 30, 2013 and 2012, respectively.

The Company realized a net loss for the nine months ended September 30, 2013 of ($41,048) as compared to a net loss of ($2,758) in the nine months ended September 30, 2012.

The revenues and operating expenses reported by the Company in the period are not reflective of future revenues and expenses as a result of agreements entered into by the Company in the fourth quarter of 2013 and the first quarter of 2014 to operate a coal reclamation facility in Gary, West Virginia.

Three months ended September 30, 2013 and 2012

During the three month periods ended September 30, 2013 and 2012, the Company did not have any revenues.

During the three months ending September 30, 2013, our operating expenses were $20,145, as compared to $919 for the three months ending September 30, 2012.  As a result, the Company had operating losses of ($20,145) and ($919) in the three months ended September 30, 2013 and 2012, respectively

The Company realized a net loss for the three months ended September 30, 2013 of ($20,145), as compared to a net loss of ($919) in the three months ended September 30, 2012.

The revenues and operating expenses reported by the Company in the period are not reflective of future revenues and expenses as a result of agreements entered into by the Company in the fourth quarter of 2013 and the first quarter of 2014 to operate a coal reclamation facility in Gary, West Virginia.

Liquidity and Sources of Capital

The following table sets forth the major sources and uses of cash for the nine months ended September 30, 2012 and 2013:

	Nine months ended September 30,
	2012	2013
Net cash provided by (used) in operating activities	-	2,429,303
Net cash provided by (used) in investing activities	-	(51,000,000)
Net cash provided by (used) in financing activities	-	48,570,697
Net (decrease) increase in unrestricted cash and cash equivalents	-	-

Comparison of 2013 and 2012

In the nine months ended September 30, 2013, we financed our operations primarily through advances from Wastech, Inc. We did not have any operations in 2012.

Operating activities provided $2,429,303 of cash in 2013, as compared to $0 in 2012.  Major non-cash items that affected our cash flow from operations in 2013 were the cancellation of 69,724,738 shares held by our majority shareholder in return for cancellation of $2,457,333 of indebtedness, and the shareholder’s assumption of $84,344 of accounts payable.

Investing activities used ($51,000,000) of cash in 2013, all of which related to the acquisition of West Virginia coal rights.

Financing activities supplied $48,570,697 of cash in 2013, which largely related to the issuance of shares to acquire West Virginia coal rights.

Liquidity

Our balance sheet as of September 30, 2013 reflects current assets of $2,460, current liabilities of $166,448, and a working capital deficit of ($163,988). After September 30, 2013, we entered into a series of agreements to enter the business of operating a coal reclamation facility in Gary, West Virginia.  Although we expect to need substantial capital to finance remediation efforts at the site, and meet other working capital needs, we have entered into an agreement with Blaze Logistics, LLC to provide such capital in return for a royalty on production from the site.  We believe that Blaze Logistics, LLC has the resources to provide the capital we need to resume operations at the coal reclamation site.

Going Concern

Our financial statements have been presented on the basis that we continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, we incurred a net operating loss in the nine months ended September 30, 2013, and had no revenues during this period.  These factors create an uncertainty about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent on the success of our plan to operate a coal reclamation facility in Gary, West Virginia.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Estimates

Our significant accounting policies are described in Note 2 of Notes to Financial Statements. At this time, we are not required to make any material estimates and assumptions that affect the reported amounts and related disclosures of assets, liabilities, revenue, and expenses. However, as we begin actual mining operations, we will be required to make estimates and assumptions typical of other companies in the mining business.

For example, we will be required to make critical accounting estimates related to future metals prices, obligations for environmental, reclamation, and closure matters, mineral reserves, and accounting for business combinations.  The estimates will require us to rely upon assumptions that were highly uncertain at the time the accounting estimates are made, and changes in them are reasonably likely to occur from period to period.  Changes in estimates used in these and other items could have a material impact on our financial statements in the future.

Our estimates will be based on our experience and our interpretation of economic, political, regulatory, and other factors that affect our business prospects. Actual results may differ significantly from our estimates.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because the Company is a smaller reporting company, it is not required to provide the information called for by this Item.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

A. Leon Blaser, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, such controls and procedures were effective.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2013, we issued 204,356,648 shares of common stock to acquire Blaze Minerals, LLC.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

10.1	Separation Agreement between the Company and Environmental Energy Services, Inc.
10.2	Joint Working Agreement between the Company and Blaze Logistics, LLC dated October 1, 2013
10.3	Securities Exchange Agreement dated June 4, 2013 by and between the Company and Wastech, Inc.
10.4	Agreement dated January 8, 2014 by and among Advanced Coal Technology, LLC, Gary Coal Company, LLC, Gary Partners, LLC and the Company
10.5	Share Exchange Agreement by and among BMM-Empire, LLC, Frank Rosso, W. Keith Hall and the Company dated February 5, 2014
10.6	Share Exchange Agreement by and among Kentucky Diversified Fuels, LLC, BMM-Empire, LLC, MaxGo, LLC, MXP, LLC, Middle Fork Development Services, LLC and the Company dated February 5, 2014
31	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLAZE ENERGY CORP.
Date: March 28, 2014	/s/ A. Leon Blaser
By: A. Leon Blaser, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

19